Form 10-K
period 2020-12-31
GM Financial Automobile Leasing Trust 2020-1
filed 2021-03-23
CIK 1798682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________________

Commission file number of the issuing entity: 333-229068-04

CIK number of issuing entity: 0001798682

GM FINANCIAL AUTOMOBILE LEASING TRUST 2020-1

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-229068

CIK number of depositor: 0001631055

GMF LEASING LLC

(Exact name of depositor as specified in its charter)

Commission File Number of sponsor: 001-13309

CIK number of sponsor: 0001002761

AMERICREDIT FINANCIAL SERVICES, INC.

(Exact name of sponsor as specified in its charter)

Delaware	84-6927237
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

AmeriCredit Financial Services, Inc. (as originator)
801 Cherry Street, Suite 3500
Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (817) 302-7000

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable to this registrant.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Not applicable
(2)	Not applicable
(3)	As reported under clause (b)

(b)

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of January 2, 2020, between GM Financial Automobile Leasing Trust 2020-1 and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2020-1 (File No. 333-229068-04) with the SEC on February 21, 2020).

Exhibit 4.3	Amended and Restated Trust Agreement, dated as of January 2, 2020, between GMF Leasing LLC, as Depositor, and Wilmington Trust Company, as Owner Trustee (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2020-1 (File No. 333-229068-04) with the SEC on February 21, 2020).

Exhibit 4.5	2020-1 Exchange Note Supplement, dated as of January 2, 2020, among ACAR Leasing Ltd., as Borrower, AmeriCredit Financial Services, Inc., d/b/a GM Financial, as Lender and Servicer, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent (incorporated by reference from Exhibit 4.5 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2020-1 (File No. 333-229068-04) with the SEC on February 21, 2020).

Exhibit 4.6	Second Amended and Restated Credit and Security Agreement, dated as of January 24, 2018, among ACAR Leasing Ltd., as Borrower, AmeriCredit Financial Services, Inc., d/b/a GM Financial, as Lender and Servicer, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent (incorporated by reference from Exhibit 4.6 of the Annual Report on Form 10-K filed by GM Financial Automobile Leasing Trust 2017-3 (File No. 333-207859-08) with the SEC on March 27, 2018).

Exhibit 10.1	2020-1 Exchange Note Sale Agreement, dated as of January 2, 2020, between AmeriCredit Financial Services, Inc., d/b/a GM Financial and GMF Leasing LLC, as Depositor (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2020-1 (File No. 333-229068-04) with the SEC on February 21, 2020).

Exhibit 10.2	2020-1 Exchange Note Transfer Agreement, dated as of January 2, 2020, between GMF Leasing LLC., as Transferor and GM Financial Automobile Leasing Trust 2020-1, as Transferee (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2020-1 (File No. 333-229068-04) with the SEC on February 21, 2020).

Exhibit 10.4	2020-1 Servicing Supplement, dated as of January 2, 2020, among ACAR Leasing Ltd, as Titling Trust, AmeriCredit Financial Services, Inc., d/b/a GM Financial, as Servicer and Wells Fargo Bank, National Association, as Collateral Agent and Indenture Trustee, (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2020-1 (File No. 333-229068-04) with the SEC on February 21, 2020).

Exhibit 10.5	Asset Representations Review Agreement, dated as of January 2, 2020, among GM Financial Automobile Leasing Trust 2020-1, AmeriCredit Financial Services, Inc., d/b/a GM Financial and Clayton Fixed Income Services LLC, as Asset Representation Reviewer (incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2020-1 (File No. 333-229068-04) with the SEC on February 21, 2020).

Exhibit 10.6	Third Amended and Restated Servicing Agreement, dated as of January 24, 2018, among ACAR Leasing Ltd., as Titling Trust, AmeriCredit Financial Services, Inc., d/b/a GM Financial, as Servicer, APGO Trust, as Settlor, and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference from Exhibit 10.6 of the Annual Report on Form 10-K filed by GM Financial Automobile Leasing Trust 2017-3 (File No. 333-207859-08) with the SEC on March 27, 2018).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2020.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

(c)	Not applicable.

ITEM 16.	FORM 10-K SUMMARY

None.

SUBSTITUTE INFORMATION INCLUDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1112(b) OF REGULATION AB. SIGNIFICANT OBLIGORS OF POOL ASSETS (FINANCIAL INFORMATION)

There is no single obligor that represents more than 10% of the pool assets.

ITEM 1114(b)(2) OF REGULATION AB. CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVE INSTRUMENTS (FINANCIAL INFORMATION)

There is no external credit enhancement or other support provider that is liable to provide payments supporting any notes or certificates issued by the Issuing Entity.

ITEM 1115(b) OF REGULATION AB. CERTAIN DERIVATIVE INSTRUMENTS (FINANCIAL INFORMATION)

No entity provides any derivative instruments that are used to alter the payment characteristics of the cash flows from the Issuing Entity.

ITEM 1117 OF REGULATION AB. LEGAL PROCEEDINGS

The Sponsor and the Servicer

The sponsor is subject to various pending and potential legal and regulatory proceedings in the ordinary course of business, including litigation, arbitration, claims, investigations, examinations, subpoenas and enforcement proceedings. Some litigation against the sponsor could take the form of class actions. The outcomes of these proceedings are inherently uncertain, and thus the sponsor cannot confidently predict how or when these proceedings will be resolved. An adverse outcome in one or more of these proceedings could result in substantial damages, settlements, fines, penalties, diminished income or reputational harm to the sponsor, and could materially and adversely affect the interest of the noteholders or the servicer’s ability to perform its duties under the transaction documents.

The Trustee and the Trust Collateral Agent

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.

In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches.

With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

ITEM 1119 OF REGULATION AB. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2020.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria.

ITEM 1123 OF REGULATION AB. SERVICER COMPLIANCE STATEMENT

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, GMF Leasing LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	GMF LEASING LLC,
as Depositor

By:	/s/ Susan B. Sheffield
Name: Susan B. Sheffield
Title: Executive Vice President and Chief Financial Officer
Dated: March 5, 2021

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.