Form 10-K
period 2021-12-31
GM Financial Automobile Leasing Trust 2020-1
filed 2022-03-25
CIK 1798682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Commission File Number of sponsor: 001-13329

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

None.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	[RESERVED]
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Not applicable
(2)	Not applicable
(3)	As reported under clause (b)

(b)

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of January 2, 2020, between GM Financial Automobile Leasing Trust 2020-1 and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2020-1 (File No. 333-229068-04) with the SEC on February 21, 2020).

Exhibit 4.3	Amended and Restated Trust Agreement, dated as of January 2, 2020, between GMF Leasing LLC, as Depositor, and Wilmington Trust Company, as Owner Trustee (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2020-1 (File No. 333-229068-04) with the SEC on February 21, 2020).

Exhibit 4.5	2020-1 Exchange Note Supplement, dated as of January 2, 2020, among ACAR Leasing Ltd., as Borrower, AmeriCredit Financial Services, Inc., d/b/a GM Financial, as Lender and Servicer, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent (incorporated by reference from Exhibit 4.5 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2020-1 (File No. 333-229068-04) with the SEC on February 21, 2020).

Exhibit 4.6	Second Amended and Restated Credit and Security Agreement, dated as of January 24, 2018, among ACAR Leasing Ltd., as Borrower, AmeriCredit Financial Services, Inc., d/b/a GM Financial, as Lender and Servicer, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent (incorporated by reference from Exhibit 4.6 of the Annual Report on Form 10-K filed by GM Financial Automobile Leasing Trust 2017-3 (File No. 333-207859-08) with the SEC on March 27, 2018).

Exhibit 10.1	2020-1 Exchange Note Sale Agreement, dated as of January 2, 2020, between AmeriCredit Financial Services, Inc., d/b/a GM Financial and GMF Leasing LLC, as Depositor (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2020-1 (File No. 333-229068-04) with the SEC on February 21, 2020).

Exhibit 10.2	2020-1 Exchange Note Transfer Agreement, dated as of January 2, 2020, between GMF Leasing LLC., as Transferor and GM Financial Automobile Leasing Trust 2020-1, as Transferee (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2020-1 (File No. 333-229068-04) with the SEC on February 21, 2020).

Exhibit 10.4	2020-1 Servicing Supplement, dated as of January 2, 2020, among ACAR Leasing Ltd, as Titling Trust, AmeriCredit Financial Services, Inc., d/b/a GM Financial, as Servicer and Wells Fargo Bank, National Association, as Collateral Agent and Indenture Trustee, (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2020-1 (File No. 333-229068-04) with the SEC on February 21, 2020).

Exhibit 10.5	Asset Representations Review Agreement, dated as of January 2, 2020, among GM Financial Automobile Leasing Trust 2020-1, AmeriCredit Financial Services, Inc., d/b/a GM Financial and Clayton Fixed Income Services LLC, as Asset Representation Reviewer (incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2020-1 (File No. 333-229068-04) with the SEC on February 21, 2020).

Exhibit 10.6	Third Amended and Restated Servicing Agreement, dated as of January 24, 2018, among ACAR Leasing Ltd., as Titling Trust, AmeriCredit Financial Services, Inc., d/b/a GM Financial, as Servicer, APGO Trust, as Settlor, and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference from Exhibit 10.6 of the Annual Report on Form 10-K filed by GM Financial Automobile Leasing Trust 2017-3 (File No. 333-207859-08) with the SEC on March 27, 2018).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2021.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association) (Addressing period prior to November 1, 2021).

Exhibit 33.3	Assessment of Compliance with Applicable Servicing Criteria (Computershare Trust Company, N.A.) (Addressing period from November 1, 2021, through December 31, 2021).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP) (Addressing period prior to November 1, 2021).

Exhibit 34.3	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP) (Addressing period from November 1, 2021, through December 31, 2021).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

Exhibit 99.1	Second Amended and Restated Servicing Agreement, dated as of October 31, 2021, among Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, N.A., Computershare Delaware Trust Company (upon execution of the Joinder Agreement, as defined therein) and Computershare Limited (solely for purposes of Section 9.5 thereto) (incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2020-1 (File No. 333-229068-04) with the SEC on November 5, 2021).

(c)      Not applicable.

ITEM 16.	FORM 10-K SUMMARY

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

The Trustee and the Trust Collateral Agent

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration filed complaints in the United States District Court for the Southern District of New York against Wells Fargo, alleging claims against Wells Fargo in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee's alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively.

In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc., or Nomura, and Natixis Real Estate Holdings, LLC, or Natixis, filed a total of seven third-party complaints against Wells Fargo in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo failed to perform default oversight duties. Wells Fargo has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo notice of their representation and warranty breaches.

With respect to each of the foregoing litigations, Wells Fargo believes the plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo or the related RMBS trusts.

ITEM 1119 OF REGULATION AB. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2021.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association) (Addressing period prior to November 1, 2021).

Exhibit 33.3	Assessment of Compliance with Applicable Servicing Criteria (Computershare Trust Company, N.A.) (Addressing period from November 1, 2021, through December 31, 2021).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP) (Addressing period prior to November 1, 2021).

Exhibit 34.3	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP) (Addressing period from November 1, 2021, through December 31, 2021).

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria.

ITEM 1123 OF REGULATION AB. SERVICER COMPLIANCE STATEMENT

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, GMF Leasing LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	GMF LEASING LLC,
as Depositor

By:	/s/ Susan B. Sheffield
	Name:	Susan B. Sheffield
	Title:	Executive Vice President and Chief Financial Officer
	Dated:	March 4, 2022

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